Form 10-Q
period 2011-06-30
Netco Investments, Inc.
filed 2011-08-15
CIK 1518510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly Period Ended June 30, 2011 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Transition Period from ____________ to ____________

                        Commission File Number: 000-54358


                             NETCO INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                               76-0270330
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2295 Corporate Blvd NW, Suite 131, Boca Raton, FL                   33431
     (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: 561-705-4863

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

There were 23,171,451 shares of common stock, with a par value of $.0001 per share outstanding as of August 12, 2011.

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of June 30, 2011 and
     December 31, 2010                                                         3

     Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2011, June 30, 2010 and for the
     Period from December 18, 1988 (inception) to June 30, 2011                4

     Condensed Consolidated Statement of Changes in Stockholders'
     Equity for the period from January 1, 2009 to June 30, 2011               5

     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2011, June 30, 2010 and for the Period
     from December 18, 1988 (inception) to June 30, 2011                       6

Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results / Plan of Operations                                     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Removed and Reserved                                                 22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             Unaudited
                                                                           June 30, 2011         December 31, 2010
                                                                           -------------         -----------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $        925           $         50
  Loan receivable - related parties                                              194,835                     --
  Other receivable                                                                58,964                     --
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                             254,724                     50

Property and equipment, net                                                        1,300                     --
Investments                                                                    2,349,665              1,250,000
Goodwill                                                                       4,839,298                     --
Intangible assets, net                                                         4,888,855                     --
Other assets                                                                     124,793                     --
                                                                            ------------           ------------

TOTAL ASSETS                                                                $ 12,458,635           $  1,250,050
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $    296,606           $    256,140
  Loan payable - related parties                                                 372,272                     --
  Notes payable - shareholders                                                   450,000                700,000
  Advances from shareholders                                                      35,400                     --
  Accrued expenses and other liabilities                                          48,390                     --
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                      1,202,668                956,140

Non-current loan payable                                                         127,573                     --
                                                                            ------------           ------------

TOTAL LIABILITIES                                                              1,330,241                956,140
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred Stock Series D: $.0001 par value, 1,000,000 shares authorized, 250,000 and 0 shares issued and outstanding as
   of June 30, 2011 and December 31, 2010, respectively                               25                     --
  Common Stock: $.0001 par value, 500,000,000 shares
   authorized, 23,171,451 and 19,029,873 shares issued and
   outstanding as of June 30, 2011 and December 31, 2010, respectively             2,292                  1,903
  Additional paid-in capital                                                  13,930,360              1,114,902
  Accumulated deficit                                                         (2,804,283)              (822,895)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                    11,128,394                293,910
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 12,458,635           $  1,250,050
                                                                            ============           ============


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended        December 18, 1988
                                                      June 30,                         June 30,             (inception) to
                                            ---------------------------    ----------------------------        June 30,
                                                2011           2010            2011            2010              2011
                                            ------------   ------------    ------------    ------------      ------------
REVENUES                                    $      6,156   $         --    $      6,850    $         --      $     35,139
                                            ------------   ------------    ------------    ------------      ------------
OPERATING EXPENSES
  Consulting fees                                402,800         19,888         559,068          36,000           968,323
  Professional fees                                   --         42,000              --          42,500           244,100
  General and Administrative                   1,427,985         30,517       1,428,172          50,250         1,626,001
                                            ------------   ------------    ------------    ------------      ------------
TOTAL OPERATING EXPENSES                       1,830,785         92,405       1,987,240         128,750         2,838,424

LOSS FROM OPERATIONS                          (1,824,629)       (92,405)     (1,980,390)       (128,750)       (2,803,285)
                                            ------------   ------------    ------------    ------------      ------------
OTHER EXPENSE
  Interest expense                                    --             --            (998)             --              (998)
                                            ------------   ------------    ------------    ------------      ------------
TOTAL OTHER EXPENSE

INCOME BEFORE INCOME TAXES                    (1,824,629)       (92,405)     (1,981,388)       (128,750)       (2,804,283)
                                            ------------   ------------    ------------    ------------      ------------

Income taxes                                          --             --              --              --                --
                                            ------------   ------------    ------------    ------------      ------------

NET LOSS                                    $ (1,824,629)  $    (92,405)   $ (1,981,388)   $   (128,750)     $ (2,804,283)
                                            ============   ============    ============    ============      ============

LOSS PER SHARE OF COMMON STOCK
 BASIC AND DILUTED:                         $      (0.08)  $      (0.00)   $      (0.09)   $      (0.01)     $      (0.12)
                                            ============   ============    ============    ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED       23,171,451     19,029,873      23,171,451      19,029,873        23,171,451
                                            ============   ============    ============    ============      ============


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
            FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH JUNE 30, 2011
                                   (Unaudited)

                                          Preferred Stock
                                              Series D            Common Stock
                                         -----------------      -----------------      Additional                    Total
                                                      Par                     Par       Paid-In     Accumulated     Equity
                                         Shares      Value      Shares       Value      Capital       Deficit      (Deficit)
                                         ------      -----      ------       -----      -------       -------      ---------
Balance January 1, 2009                 400,000     $    40      29,673    $     3   $    87,854   $   (26,014)   $    61,883

Net Loss For The Year Ended
 December 31, 2009                           --          --          --         --            --      (538,687)      (538,687)
                                        -------     -------  ----------    -------   -----------   -----------    -----------
Balance December 31, 2009               400,000          40      29,673          3        87,854      (564,701)      (476,804)

Common Stock Issued For Conversion
 of 400,000 Series D Preferred
 Shares at $0.22                        400,000)        (40)  4,000,000        400       878,548            --        878,908

Common Stock Issued For Accrued
Compensation at $0.01                        --          --  15,000,000      1,500       148,500            --        150,000

Net Loss For The Year Ended
 December 31, 2010                           --          --          --         --            --      (258,194)      (258,194)
                                        -------     -------  ----------    -------   -----------   -----------    -----------
Balance December 31, 2010                    --          --  19,029,673      1,903     1,114,902      (822,895)       293,910

Common Stock Issued For Services
 at $0.05                                    --          --   2,400,000        240       119,760            --        120,000

Common Stock Issued For Services
 at $1.30                                    --          --     202,800         20       202,780            --        202,800

Common Stock Issued For Services
 at $2.00                                    --          --     200,000         10       199,990            --        200,000

Common Stock Issued For Compensation
 at $1.20                                    --          --   1,088,978        109     1,306,664            --      1,306,773

Common Stock Issued From Sale at $0.05       --          --     100,000         10         4,990            --          5,000

Common Stock Issued From Sale at $0.01       --          --     150,000         --         1,500            --          1,500

Record Acquisition Valuation                 --          --          --         --     9,637,336            --      9,637,336

Record Investment Valuation                  --          --          --         --     1,092,463            --      1,092,463

Series D Preferred Stock Issued For
 Conversion of Note Payable at $1.00    250,000          25          --         --       249,975            --        250,000

Net Loss For Six Months Ended
 June 30, 2011                               --          --          --         --            --    (1,981,388)    (1,981,388)
                                        -------     -------  ----------    -------   -----------   -----------    -----------

Balance June 30, 2011                   250,000     $    25  23,171,451    $ 2,292   $13,930,360   $(2,804,283)   $11,128,394
                                        =======     =======  ==========    =======   ===========   ===========    ===========


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        December 18, 1988
                                                              Six Months Ended     Six Months Ended      (inception) to
                                                                June 30, 2011        June 30, 2010        June 30, 2011
                                                                ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (1,981,388)        $   (128,750)        $ (2,804,283)
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Common stock issued for compensation and services             1,829,573                   --            1,831,073
     Preferred stock issued for conversion of note payable           250,000                   --              250,400
     Contribution for acquisition by related parties               9,637,336                   --            9,637,336
     Contribution for investment by related parties                1,092,463                   --            1,092,463
     Amortization                                                    104,018                   --              104,018
  Changes in operating assets and liabilities:                            --                   --
     Accounts receivable                                               1,570                   --                1,570
     Increase in loans receivable - related parties                 (194,835)                  --             (194,835)
     Increase in other receivables                                   (58,964)                  --              (58,964)
     Increase in accounts payable                                     40,466               85,604              296,606
     Increase in accrued expenses and other liabilities               46,820               37,500               46,820
                                                                ------------         ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               10,767,059               (5,646)          10,202,204
                                                                ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                               (1,300)                  --               (1,300)
  Acquisition of intangible assets                                (4,992,873)                  --           (4,992,873)
  Acquisition of goodwill                                         (4,839,298)                  --           (4,839,298)
  Acquisition of investments                                      (1,099,665)                  --           (2,349,665)
  Increase in other assets - deferred charges                       (124,793)                  --             (124,793)
                                                                ------------         ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                            (11,057,929)                  --          (12,307,929)
                                                                ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                          6,500                   --            1,121,405
  Advances from shareholders                                          35,400                5,800               35,400
  Conversion of note payable                                        (250,000)                  --              450,000
  Loan payable - related parties                                     372,272                   --              372,272
  Non-current loan payable                                           127,573                   --              127,573
                                                                ------------         ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            291,745                5,800            2,106,650
                                                                ------------         ------------         ------------

Net change in cash and cash equivalent                                   875                  154                  925

Cash and cash equivalent at beginning of period                           50                  204                   --
                                                                ------------         ------------         ------------

Cash and cash equivalent at end of period                       $        925         $         50         $        925
                                                                ============         ============         ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of accrued salaries to notes payable               $         --         $         --         $         --
                                                                ============         ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                        $         --         $         --         $         --
                                                                ============         ============         ============
  Cash paid for income taxes                                    $         --         $         --         $         --
                                                                ============         ============         ============


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2011 and 2010
                                   (Unaudited)


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Netco Investments, Inc. (the "Company" or "Netco") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations for interim periods are not necessarily an indication of the results for the full year.

Netco Investments, Inc. (the "Company or "Netco"), a development stage company, was originally incorporated in Texas on March 21st, 1997 under the name Great American Leasing Inc.. On November 1, 2005, the Company changed its name to Netco Investments, Inc. The Company is focused on merchant banking activities in both domestic and international markets.

The Company was considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies", until the current quarter ending June 30, 2011. The Company has reported revenue in the current quarter, but there is no assurance the Company will achieve a profitable level of operations.

The Company has one wholly-owned subsidiary, Wallstreet411 Private Equity Group, Inc. ("Wallstreet 411"), which was acquired on May 3, 2011. Wallstreet 411 was incorporated with the intention of determining the feasibility of becoming a multifaceted marketing company focused on generating sales leads and interest within the financial services industry for both individual licensed financial professionals and financial entities and for the marketing of the Evaluvest research and trading program. This original business model has been expanded in an attempt to achieve higher potential revenue and accelerated growth.

In January 2008, Wallstreet 411 acquired Evaluvest Insurance Services, Inc. (hereinafter "EIS") as a wholly owned subsidiary. EIS offers a variety of insurance products such as life, long-term care, disability insurance, and annuities. In June 2008, Wallstreet 411 incorporated Evaluvest Branch Ops., Inc. (hereinafter "EBO"), as a wholly owned subsidiary of Wallstreet 411. This entity was created to bring under one roof, an all inclusive financial center. In October 2007, Wallstreet 411 acquired Evaluvest LLC, whose primary product the "Evaluvest P-4 Stock Analyzer System" is a proprietary state of art, stock research tool that provides individual investors with the ability to become better investors and enables them to compete against investment professionals and institutions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to revenue recognition, valuation of intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred costs. Actual results could differ from these estimates and those differences could be material.

2. STOCKHOLDERS' EQUITY COMMON STOCK

The Company is authorized to issue up to 500,000,000 shares of $.0001 par value common stock. As of June 30, 2011 and December 31, 2010, there were 23,171,451 and 19,029,873 common stock shares issued and outstanding.

As of December 31, 2009, the outstanding shares of common stock were 29,673. In addition, there were 400,000 Series D Preferred shares outstanding at December 31, 2009. During the year ended December 31, 2010, 19,000,000 common stock shares were issued and during the six months ended June 30, 2011 4,141,778 common stock shares were issued, as set forth in the following table:

Total shares outstanding as of Dec. 31, 2009                              29,673
Shares issued in conversion of 400,000 Preferred D
 shares during 2010                                                    4,000,000
Shares issued in satisfaction of services rendered during 2010        15,000,000
Total shares issued and outstanding at December 31, 2010              19,029,673

Total shares issued during six months ended June 30, 2011              4,141,778
Total shares issued and outstanding at June 30, 2011                  23,171,451

SERIES D PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of $.0001 par value Series D preferred stock. As of June 30, 2011 and December 31, 2010, there were 250,000 and 0 Series D preferred stock shares issued and outstanding.

During 2010, 400,000 shares of Series D preferred stock shares were converted into 4,000,000 shares of common stock shares, leaving no Series D preferred stock shares issued at December 31, 2010. During the three months ended June 30, 2011, $250,000 of convertible notes were converted into 250,000 shares of Series D preferred stock shares, the issued and outstanding amount of Series D preferred stock shares issued and outstanding at June 30, 2011.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formally SFAS No. 128, "EARNINGS PER SHARE."). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2010 and 2009.

3. NOTES PAYABLE TO SHAREHOLDERS AND OFFICERS

Notes payable to shareholders and officers represents amounts advances by the Company's president and CEO and his associates. The notes are unsecure, due on demand, and have no stated interest rate. The Company anticipated that the notes will be repaid from proceeds received from Private Placement Offering (hereinafter "Offering"), and have, therefore, been classified as current liabilities.

4. NOTES PAYABLE

On January 31, 2002, the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise ,expiring January 31, 2005. On January 31, 2002, the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loans fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the avenge of the lowest three trading prices during the 20-day period prior to conversion. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002. During the year ended December 31, 2002, the Company also received $150,000 from the issuance of additional January 31, 2002 debentures. As of December 31, 2010 none of these debentures have been converted. The Company recorded $150,000 as interest expense for the beneficial conversion feature related to these debentures for the year ended December 31, 2002. The amounts due in January 2003 were riot repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures. In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15%Convertible Debentures, due May 31, 2003. As of December 31, 2010, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes.

On June 15, 2011, $250,000 worth of the convertible debentures were converted into 250,000 Series D Preferred Shares of the Company.

As of June 30, 2011 there is a total of $450,000 in convertible notes recorded on the Company's books. Any warrants related to the above transactions have expired.

5. LIQUIDITY

As shown on the accompanying consolidated balance sheet as of June 30, 2011 and December 31, 2010, the Company's current liabilities exceeded its current assets by $947,944 and $956,140 respectively. Management of the Company developed a plan to reduce its liabilities and has executed the plan by acquiring companies and investing in companies that have transformed Netco into a strategic entity to fund operations and generate additional revenue.

6. ACQUISITION

WALL STREET 411 PRIVATE EQUITY GROUP, INC.

On May 3, 2011 Netco acquired all of the outstanding capital stock of Wall Street 411 Private Equity Group, Inc. ("Wallstreet 411") in exchange for 8,193,476 shares of common stock of Netco common stock. Wallstreet 411 Private Equity Group, Inc owns the Evaluvest P4 stock analysis system which enables investors to compete with the investment professionals on Wall Street by giving them access to the Four Factors affecting stock price movement. These Four Factors are Sector and Industries, Stock Momentum, Technical Trends, and Market Conditions. These Four Factors combine to form the Power behind the P4. The P stands for Power and the 4 represents the Four Factors. The Evaluvest P4 incorporates proprietary algorithms designed and tested by investment professionals for the last 15 years in up, down, and sideways markets. With these algorithms the Evaluvest P4 system is able to identify the stocks in the sectors with the greatest Alpha power (potential for excess return). The Evaluvest P4 system will greatly reduce your probability for failure by narrowing down a universe of 6,900 stocks to a few portfolios of 25 stocks or less. The stocks in these "Power" portfolios possess the best quantitive and technical ranks in the market and the greatest Alpha Power.

The exchange of shares with shareholders of Wallstreet 411 Private Equity Group, representing all of the shareholders of that company, and the acquisition was valued at $9,832,171 (8,193,476 x $1.20 per share). The transaction did not create additional dilution for Netco, since the shares transferred to the shareholders of Wallstreet 411 were transferred from shareholders of Netco, while Netco acquired Wallstreet 411 as a wholly-owned subsidiary.

The Company's allocation for the net liabilities acquired was as follows:

                                                          May 3, 2011
                                                          -----------
                                                          (unaudited)

Cash                                                       $   3,022
Loan receivable - related party                               58,663
Property, plant and equipment, net                             1,300
Investment in Evaluvest BO                                     1,046
Deferred costs                                               121,793
                                                           ---------
Total assets                                                 185,824
                                                           ---------

Accounts payable, accrued expenses and
other liabilities                                             82,242
Loans payable - related parties                              298,417
                                                           ---------
Total liabilities assumed                                    380,659
                                                           ---------

Net liabilities acquired                                   $(194,835)
                                                           =========

The Company recorded intangible assets as a result of the acquisition, which included $4,015,000 relating to contractual and non-contractual customer relationships. The customer relationships acquired are being amortized in proportion to the projected revenue streams of the related relationships over eight years. The Company acquired intangible assets of $977,873 related to developed software technology which are being amortized using the straight line method over an eight year period. The estimated fair value of the Wallstreet 411 acquisition by the Company was $9,832,171. The Company recorded the $9,637,336 difference between the $9,832,171 fair value of the acquisition and the $194,835 liabilities assumed as additional paid in capital.

Wall Street 411's results of operations are included in the consolidated financial statements for the period beginning May 3, 2011.

PRO FORMA RESULTS. Our consolidated financial statements include the operating results of Wall Street 411 as of the date of acquisition. For the three and six months ended June 30, 2011 and 2010, the unaudited pro forma financial information below assumes that our material business acquisition of Wall Street 411 occurred on January 1, 2010.

                                                         (unaudited)                    (unaudited)
                                                     Three Months ended              Six Months ended
                                                           June 30,                      June 30,
                                                  ------------------------      -------------------------
                                                     2011          2010            2011           2010
                                                  ----------    ----------      ----------     ----------
Pro forma financial information including the
 acquisition of Wall Street 411 Private Equity
 Group, Inc.
   Revenue                                        $    7,143    $    7,075      $    7,692     $   10,828
   Operating loss                                  1,826,184        96,715       1,982,048        145,708
                                                  ----------    ----------      ----------     ----------
Net loss                                          $1,835,779    $  111,442      $1,987,088     $  178,381
                                                  ==========    ==========      ==========     ==========

7. INVESTMENT

MERRIMAC CORPORATE SECURITIES, INC.

On May 3, 2011, Netco acquired 24.5% of the issued and outstanding capital stock of Merrimac Corporate Securities Inc., a registered broker-dealer, in exchange for 910,386 shares of Netco's common stock valued at $1,092,463 (910,386 X $1.20 per share).

Investments are stated at the lower of costs or valuation determined on the basis of fair market value at June 30, 2011 and December 31, 2010. These investments comprise shares purchased in related companies.

8. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009 the Company recognized a total of $50,000 each year for services provided by the President and Director of the Company. These amounts are recorded as an increase to additional paid-in capital.

During the year ended December 31, 2010 and 2009 the Company recorded $64,000 each year for accrued management fees due to Directors of the Company for services rendered.

During the year ended December 31, 2010 the Company agreed to issue 15,000,000 shares to a related party in exchange for services over a three year period. The shares were valued using the closing price of the Company's common stock on the closest date of sale of $0.10 per share.

On May 3, 2011, Netco's subsidiary, Private Equity Group, Inc., entered into agreement with Steven Pizzuti. Under the terms of that agreement, Mr. Pizzuti will serve as president of the subsidiary. The agreement is for a two-year term. Netco issued to Mr. Pizzuti as a sign-on bonus 1,088,978 shares of its common stock valued at $1,306,733. (1,088,978 x $1.20) Mr. Pizzuti agreed to certain restrictive covenants as part of the agreement.

Wallstreet 411's Chairman and CEO, Stephen D. Pizzuti is also a principal with Merrimac Corporate Securities, Inc., a licensed securities brokerage firm in which his family has an ownership interest.

Merrimac is the preeminent client of Evaluvest Branch Operations and maintains a number of revenue sharing agreements with Evaluvest Insurance Services. Wallstreet in turn provides marketing and research to Merrimac.

Overall, these relationships are complimentary, non-competitive, and mutually beneficial.

An action of considerable significance which was underway during this audit was the proposed acquisition of Wallstreet 411 (independent of its subsidiaries) by Netco Investments Inc. This arrangement would provide Netco with an experienced securities management team and licensing rights for the Evaluvest P-4 System, and would provide growth capital and shareholder liquidity for Wallstreet 411.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification ("ASC") 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The levels of the fair value hierarchy established by ASC 820 are:

Level 1: inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. A Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: inputs are unobservable and reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. The Company values goodwill, intangible assets, and contingent consideration using significant inputs which are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

At June 30, 2011 and December 31, 2010 the Company had less than $1,000 deposited in any money market account.

10. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $120,000 and $150,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, under the fair value method and recognized $1,829,573 and $150,000 of pre-tax stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.

11. LONG-TERM DEBT

At June 30, 2011 the Company long-term debt in the amount of $127,573 consisting of long term loans payable acquired through our acquisition of Wallstreet 411 in may of 2011.

12. INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2010 or 2009, applicable under FIN 48. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

13. SUBSEQUENT EVENT

Management is not aware of any transactions or matters that would require disclosure as of the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NETCO INVESTMENTS, INC., FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

OVERVIEW

Netco Investments, Inc. (the "Company or "Netco"), a development stage company, was originally incorporated in Texas on December 18, 1988 under the name Great Leasing Inc. On November 1, 2005, the Company changed its name to Netco Investments, Inc. The Company is focused on merchant banking activities in both domestic and international markets.

The Company provides merchant banking type services to small, private and microcap public companies seeking debt and equity capital and/or to be part of a diversified, resource sharing, business combination . The Company also engages in advising distressed private and public companies in special turnaround situations. Specifically, the Company identifies small private and public companies (the "Clients") and assists them with managerial, accounting and financial advice, and helps the Clients refinance and / or raise adequate capital by introducing them to potential investors and lenders.

The Company has one wholly-owned subsidiary, Wallstreet411 Private Equity Group, Inc. ("Wallstreet 411"), which was acquired on May 3, 2011. Wallstreet 411 was incorporated with the intention of determining the feasibility of becoming a multifaceted marketing company focused on generating sales leads and interest within the financial services industry for both individual licensed financial professionals and financial entities and for the marketing of the Evaluvest research and trading program. This original business model has been expanded in an attempt to achieve higher potential revenue and accelerated growth.

In January 2008, Wallstreet 411 acquired Evaluvest Insurance Services, Inc. (hereinafter "EIS") as a wholly owned subsidiary. EIS offers a variety of insurance products such as life, long-term care, disability insurance, and annuities. In June 2008, Wallstreet 411 incorporated Evaluvest Branch Ops., Inc. (hereinafter "EBO"), as a wholly owned subsidiary of Wallstreet 411. This entity was created to bring under one roof, an all inclusive financial center. In October 2007, Wallstreet 411 acquired Evaluvest LLC, whose primary product the "Evaluvest P-4 Stock Analyzer System" is a proprietary state of art, stock research tool that provides individual investors with the ability to become better investors and enables them to compete against investment professionals and institutions.

RISKS, UNCERTAINTIES AND TRENDS RELATING TO THE COMPANY AND INDUSTRY

REVENUES AND PROFITS ARE NOT ASSURED

We have had a very limited history of operations. Since inception we have relied on loans to fund our operations, and we have incurred significant operating losses. Negative cash flow from operations is expected in the foreseeable future due to limited revenues. There can be no assurance that we will ever achieve any significant revenues or profitable operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

PRINCIPALS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2010 and 2009, there were no uninsured balances.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost net of accumulated depreciation. Expenditures for maintenance and repairs are charged against operations, if any. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

The Company capitalized purchases of property and equipment with an original cost greater than $500.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets.

LONG-LIVED ASSETS

The Company adopted ASC 360-10-20 (previous known as Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held. ASC 360-10-20 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts in the balance sheet for cash and cash equivalents, and notes payable to shareholders and officers approximate the respective fair values due to the short maturities of those instruments and rates available for similar debt.

DEFERRED CHARGES

Wallstreet 411 has capitalized certain costs associated with opening and organization of the first office under the name of EBO. This cost will be written to expense, once the facility is operational and ready to conduct business.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC 740 "INCOME TAXES" and clarified by FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

The Company follows FASB ASC 718 "STOCK COMPENSATION." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment loss during the years ended December 31, 2009 and 2008.

REVENUE RECOGNITION

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred. Revenue is recognized when (1) the evidence of the agreement exists, (2) services have been rendered, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. The Company has not generated revenues since its inception.

ADVERTISING COSTS

Advertising and promotion costs are expensed as incurred. The Company did not incur any of such cost during the six months ended June 30, 2011 or the year ended December 31, 2010.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred, if any.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Additionally, the Company has incurred a net loss of $2,804,283 since inception. The Company will be dependent upon the raising of additional capital while it is executing it's plan with the just completed acquisition of Wallstreet 411 and the investment in Merrimac Corporate Securities, Inc. in order to fully execute its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011 the Company adopted Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Arrangements. ASU 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method. ASU 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements. The adoption of ASU 2009-13 has not had a material impact on the financial statements.

On January 1, 2011 the Company adopted ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements. ASU 2009-14 amends the guidance to exclude from the scope of software revenue accounting requirements tangible products if the product contains both software and non-software components that function together to deliver a product's essential functionality and factors to consider in determining whether a product is within the scope of the guidance. The adoption of ASU 2009-14 has not had a material impact on the financial statements.

In April 2009, the FASB issued an update to ASC 820, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued ASC 855, "Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company's financial statements.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATIONTM AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162. With the issuance of SFAS 168, the FASB Accounting Standards Codification ("the Codification" or "ASC") becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The Codification does not modify existing GAAP nor any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards yet to be codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

In June 2009, the FASB issued ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105 establishes the FASB Accounting Standards Codification ("Codification"), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff. It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas. The Codification was adopted on July 1, 2009 for the Company's financial statements for the year ended December 31, 2009.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS," and SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)." SFAS No. 166 revises SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

The Company refers to FASB ASC 605-25 "MULTIPLE ELEMENT ARRANGEMENTS" in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value," ("ASU 2009-05"). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company's adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements." This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements. Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company's present or future financial statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our financial statements.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

OPERATING EXPENSES. Our operating expenses consist of professional fees paid to attorneys and auditors, fees paid to consultants and general and administrative expenses. Operating expenses for the three month period ended June 30, 2011 amounted to $1,830,785 which consisted of compensation of approximately $1,300,000 to the president of our subsidiary Wallstreet 411, approximately $500,000 for outside consultants to assist with structuring our Company and our subsidiary in setting up our platforms and infrastructure and approximately $29,000 for general, office and administrative expenses. Operating expenses for the three month period ended June 30, 2010 amounted to $92,405 which consisted of $50,000 in compensation expenses, approximately $30,000 in outside consulting expenses and $12,000 in general, office and administrative expenses.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND THE SIX MONTH PERIOD ENDED JUNE 30, 2010.

OPERATING EXPENSES. Our operating expenses consist of professional fees paid to attorneys and auditors, fees paid to consultants and general and administrative expenses. Operating expenses for the six month period ended June 30, 2011 amounted to $1,987,240 785 which consisted of compensation of approximately $1,300,000 to the president of our subsidiary Wallstreet 411, approximately $625,000 for outside consultants to assist with structuring our Company and our subsidiary in setting up our platforms and infrastructure, $5,000 in accounting fees, $5,000 in legal expenses and approximately $50,000 for general, office and administrative expenses. Operating expenses for the six month period ended June 30, 2010 amounted to $128,750 which consisted of $50,000 in compensation expenses, approximately $55,000 in outside consulting expenses and $18,000 in general, office and administrative expenses.

CASH FLOWS - FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010.

Net cash provided by operating activities was $10,767,059 for the six month period ended June 30, 2011 and for the six month period ended June 30, 2010, $5,656 was used in operating activities. The $10,767,059 for the six month period ended June 30, 2011 is primarily due to the intangible assets relating to the acquisition of our subsidiary Wallstreet 411.

Cash flows used in investing activities were $11,057,929 for the six month period ended June 30, 2011 and $0 for the six month period ended June 30, 2010. The $11,057,929 for the six month period ended June 30, 2011 is due to the acquisition of Wallstreet 411 and investment in Merrimac Corporate Securities, Inc.

Net cash provided by financing activities was $291,745 and $5,800 for the six month periods ended June 30, 2011 and 2010. The $291,745 for the six month period ended June 30, 2011 is primarily due to the conversion of a $250,000 note into Series D preferred stock.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of June 30, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010 we had cash of $50.00 and a working capital deficit of ($956,090). As of March 31, 2011 we had cash of $57.00 and a working capital deficit of ($985,683). We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing and from loans from our directors.

During 2009 and 2010 we obtained our liquidity principally from cash advances from our Officers and principal shareholders. The Company has executed promissory notes totaling approximately $700,000 as of December 31, 2010. Each note (a) bears 3% annual interest (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at an adjustable price per share.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

Even if we do receive additional financing through our Officers and principal shareholders, we still will require, and following the completion of the Securities and Exchange Commission's review of this Registration Statement we intend to seek, substantial additional funds to finance our business activities on an ongoing basis. However, we do not have any commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders. The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects. See Item 1A, Risk Factors - We May Be Unable to Continue as a Going Concern; and - The Substantial Additional Capital We Need May Not Be Obtainable, and Item 7, Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons - Borrowings.

We also intend to seek to have our common stock listed on the OTC Bulletin Board (OTCBB) , which we believe would make it easier for us to raise capital from institutional investors and others. However, there can be no assurance that our common stock will be approved for listing on the OTCBB. In addition, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk is principally confined to changes in foreign currency exchange rates. The Company's exposure to foreign exchange rate fluctuations arises in part from minimal accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains adequate internal disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended) as of the end of the period covered by this quarterly report on Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and on an interim basis, also acts as the Chief Financial Officer ("CFO"), the principal financial officer, to allow timely decisions regarding required disclosure.

The Company's CEO and acting CFO is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. He has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2011 in order to ensure the reporting of material information required to be included in the Company's periodic filings with the Commission comply with the Commission's requirements for certification of this Form 10-Q. Based on that evaluation, the Company's CEO and acting CFO has concluded that as of June 30, 2011 the Company's disclosure controls and procedures were effective.

(b) Changes in internal control. There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

LIMITATION OF EFFECTIVENESS OF CONTROLS

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company's controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of the Chief Executive Officer and acting Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer and acting Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2011
                                      NETCO INVESTMENTS, INC.


                                      /s/ Gary Freeman
                                      ------------------------------------------
                                      Gary Freeman
                                      Chief Executive Officer,
                                      Principal Executive Officer and acting
                                      Principal Financial and Accounting Officer