Form 10-Q/A
period 2011-06-30
Netco Investments, Inc.
filed 2011-11-22
CIK 1518510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

There were 30,581,451 shares of common stock, with a par value of $.0001 per share, outstanding as of November 21, 2011. This number includes 1,088,978 shares that are in the process of being cancelled.

                             NETCO INVESTMENTS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the "Report") filed with the Securities and Exchange Commission on August 14, 2011. This Form 10-Q/A is being filed to restate the information filed on August 14, 2011, as a result of the Company executing two Rescission Agreements effective November 21, 2011. The Rescission Agreements retroactively rescind an Agreement For Purchase and Sale of Assets of May 3, 2011 and an Agreement for Purchase and Sale of Stock and Plan of Reorganization of May 5, 2011. In addition, the Registrant became aware recently of an adjustment to the Notes Payable amounts reflected in the August 14, 2011 filing. This Form 10-Q/A alters the content of the Report to reflect the changes listed above.

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT ON FORM 10-Q/A

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

     Condensed Consolidated Balance Sheets as of June 30, 2011 and
     December 31, 2010                                                         4

     Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2011, June 30, 2010 and for the
     Period from December 18, 1988 (inception) to June 30, 2011                5

     Condensed Consolidated Statement of Changes in Stockholders'
     Equity for the period from January 1, 2009 to June 30, 2011               6

     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2011, June 30, 2010 and for the Period
     from December 18, 1988 (inception) to June 30, 2011                       7

     Notes to Consolidated Financial Statements                                8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results / Plan of Operations                                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Removed and Reserved                                                 18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2011         December 31, 2010
                                                                           -------------         -----------------
                                                                             Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $      1,028           $         50
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                               1,028                     50

Investments                                                                    1,250,000              1,250,000
                                                                            ------------           ------------

TOTAL ASSETS                                                                $  1,251,028           $  1,250,050
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $    267,005           $    256,140
  Convertible notes payable                                                      650,000                700,000
  Advances payable to shareholders                                                35,400                     --
  Accrued interest payable                                                       463,500                     --
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                      1,415,905                956,140
                                                                            ------------           ------------

TOTAL LIABILITIES                                                              1,415,905                956,140
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock Series D: $.0001 par value, 1,000,000 shares authorized, 250,000 and 0 shares issued and outstanding as
   of June 30, 2011 and December 31, 2010, respectively                               25                     --
  Common Stock: $.0001 par value, 500,000,000 shares
   authorized, 23,171,451 and 19,029,873 shares issued and outstanding
   as of June 30, 2011 and December 31, 2010, respectively                         2,317                  1,903
  Additional paid-in capital                                                   1,693,763              1,114,902
  Accumulated deficit                                                         (1,860,982)              (822,895)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (164,877)               293,910
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  1,251,028           $  1,250,050
                                                                            ============           ============


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended        December 18, 1988
                                                      June 30,                         June 30,             (inception) to
                                            ---------------------------    ----------------------------        June 30,
                                                2011           2010            2011            2010              2011
                                            ------------   ------------    ------------    ------------      ------------
REVENUES                                    $         --   $         --    $        132    $         --      $     28,421
                                            ------------   ------------    ------------    ------------      ------------
OPERATING EXPENSES
  Consulting fees                                402,800         19,888         557,525          36,000           966,780
  Professional fees                                   --         42,000              --          42,500           244,100
  General and Administrative                      17,194         30,517          17,194          50,250           215,023
                                            ------------   ------------    ------------    ------------      ------------
TOTAL OPERATING EXPENSES                         419,994         92,405         574,719         128,750         1,425,903

LOSS FROM OPERATIONS                            (419,994)       (92,405)       (574,587)       (128,750)       (1,397,482)
                                            ------------   ------------    ------------    ------------      ------------
OTHER EXPENSE
  Interest expense                              (463,500)            --        (463,500)             --          (463,500)
                                            ------------   ------------    ------------    ------------      ------------
TOTAL OTHER EXPENSE                             (463,500)            --        (463,500)             --          (463,500)

LOSS BEFORE INCOME TAXES                        (883,494)       (92,405)     (1,038,087)       (128,750)       (1,860,982)
                                            ------------   ------------    ------------    ------------      ------------

Income taxes                                          --             --              --              --                --
                                            ------------   ------------    ------------    ------------      ------------

NET LOSS                                    $   (883,494)  $    (92,405)   $ (1,038,087)   $   (128,750)     $ (1,860,982)
                                            ============   ============    ============    ============      ============

LOSS PER SHARE OF COMMON STOCK
 BASIC AND DILUTED:                         $      (0.04)  $      (0.00)   $      (0.04)   $      (0.01)     $      (0.08)
                                            ============   ============    ============    ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED       23,171,451     19,029,873      23,171,451      19,029,873        23,171,451
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

                                      Preferred Stock
                                          Series D            Common Stock
                                     -----------------      -----------------      Additional                    Total
                                                  Par                     Par       Paid-In     Accumulated     Equity
                                     Shares      Value      Shares       Value      Capital       Deficit      (Deficit)
                                     ------      -----      ------       -----      -------       -------      ---------
Balance January 1, 2009             400,000    $    40        29,673    $     3   $    87,854   $   (26,014)   $   61,883

Net Loss For The Year Ended
 December 31, 2009                       --         --            --         --            --      (538,687)     (538,687)
                                    -------    -------    ----------    -------   -----------   -----------    ----------
Balance December 31, 2009           400,000         40        29,673          3        87,854      (564,701)     (476,804)

Common Stock Issued For Conversion
 of 400,000 Series D Preferred
 Shares at $0.22                    400,000)       (40)    4,000,000        400       878,548            --       878,908

Common Stock Issued For Accrued
Compensation at $0.01                    --         --    15,000,000      1,500       148,500            --       150,000

Net Loss For The Year Ended
 December 31, 2010                       --         --            --         --            --      (258,194)     (258,194)
                                    -------    -------    ----------    -------   -----------   -----------    ----------
Balance December 31, 2010                --         --    19,029,673      1,903     1,114,902      (822,895)      293,910

Common Stock Issued For Services
 at $0.05                                --         --     2,400,000        240       119,760            --       120,000

Common Stock Issued For Services
 at $1.30                                --         --       202,800         20       202,780            --       202,800

Common Stock Issued For Services
 at $2.00                                --         --       200,000         10       199,990            --       200,000

Common Stock Issued From Sale
 at $0.05                                --         --       100,000         10         4,990            --         5,000

Common Stock Issued From Sale
 at $0.01                                --         --       150,000         15         1,485            --         1,500

Record Notes Payable Adjustment          --         --            --         --      (200,000)           --      (200,000)

Common Stock to be Canceled
 Pursuant to Rescission
 Agreements                              --         --     1,088,978        109          (109)           --            --

Series D Preferred Stock Issued
 For Conversion of Note Payable
 at $1.00                           250,000         25            --         --       249,975            --       250,000

Net Loss For Six Months Ended
 June 30, 2011                           --         --            --         --            --    (1,038,087)   (1,038,087)
                                    -------    -------    ----------    -------   -----------   -----------    ----------

Balance June 30, 2011               250,000    $    25    23,171,451    $ 2,317   $ 1,693,763   $(1,860,982)   $ (164,877)
                                    =======    =======    ==========    =======   ===========   ===========    ==========

                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        December 18, 1988
                                                              Six Months Ended     Six Months Ended      (inception) to
                                                                June 30, 2011        June 30, 2010        June 30, 2011
                                                                -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(1,038,087)          $  (128,750)         $(1,860,982)
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Common stock issued for compensation and services              522,800                    --              524,300
     Preferred stock issued for conversion of note payable          250,000                    --              250,400
  Changes in operating assets and liabilities:                           --                    --
     Increase in accounts payable                                    10,865                85,604              267,005
     Increase in accrued interest payable                           463,500                    --              463,500
                                                                -----------           -----------          -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 209,078                (5,646)            (355,777)
                                                                -----------           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of investments                                             --                    --           (1,250,000)
                                                                -----------           -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                    --                    --           (1,250,000)
                                                                -----------           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                         6,500                    --            1,121,405
  Advances payable to shareholders                                   35,400                 5,800               35,400
  Conversion of note payable                                       (250,000)                   --              450,000
                                                                -----------           -----------          -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (208,100)                5,800            1,606,805
                                                                -----------           -----------          -----------

Net change in cash and cash equivalent                                  978                   154                1,028

Cash and cash equivalent at beginning of period                          50                   204                   --
                                                                -----------           -----------          -----------

Cash and cash equivalent at end of period                       $     1,028           $        50          $     1,028
                                                                ===========           ===========          ===========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of accrued salaries to notes payable               $        --           $        --          $        --
                                                                ===========           ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                        $        --           $        --          $        --
                                                                ===========           ===========          ===========
  Cash paid for income taxes                                    $        --           $        --          $        --
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

The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies". There is no assurance the Company will achieve a profitable level of operations.

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

3. ADVANCES PAYABLE TO SHAREHOLDERS

Advances payable to shareholders represent amounts advanced by the Shareholders of the Company. The notes are unsecure, due on demand, and have no stated interest rate. The Company anticipated that the notes will be repaid from proceeds received from Private Placement Offering (hereinafter "Offering"), and have, therefore, been classified as current liabilities.

4. CONVERTIBLE NOTES PAYABLE

During 2002, the Company entered into a series of convertible debenture agreements with five accredited investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $900,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $900,000, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise. The amounts due in January 2003 were not repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures.

On June 15, 2011, $250,000 worth of the convertible debentures were converted into 250,000 Series D Preferred Shares of the Company.

As of June 30, 2011 there is a total of $650,000 in convertible notes recorded on the Company's books and related accrued interest of $463,500.

5. LIQUIDITY

As shown on the accompanying consolidated balance sheet as of June 30, 2011 and December 31, 2010, the Company's current liabilities exceeded its current assets by $1,414,877 and $956,090 respectively. Management of the Company is developing a plan to reduce its liabilities, to fund operations and generate additional revenue.

6. RELATED PARTY TRANSACTIONS

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

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $120,000 and $150,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, and for the six months ended June 30, 2011 and 2010, respectively.

9. INCOME TAXES

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

10. SUBSEQUENT EVENTS

On November 21 2011, the Company entered into a Rescission Agreement with Team Advisory Corp. ("Team") which effectively rescinded and unwound the Agreement For Purchase and Sale of Assets that the Company entered into with Team on May 3, 2011.

On November 21, 2011, the Company entered into a Rescission Agreement with Wall Street 411Private Equity Group, Inc. ("Wall Street") and the individual former shareholders of Wall Street (the "Exchanging Shareholders") which effectively rescinded and unwound the Agreement for Purchase and Sale of Stock and Plan of reorganization that the Company entered into with Wall Street and the Exchanging Shareholders on May 5, 2011.

Pursuant to the above Rescission Agreements, 1,088,978 shares of the Company's common stock issued in May 2011 are being returned to the Company for cancellation.

On November 9, 2011, the Company issued an aggregate of 4,910,000 shares of the Company's common stock in satisfaction of accounts payable and advances payable.

On November 9, 2011, the Company issued 2,500,000 shares of the Company's common stock in exchange for the conversion of 250,000 Series D Preferred shares of the Company.

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

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment loss during the years ended December 31, 2010 and 2009.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Additionally, the Company has incurred a net loss of $1,860,982 since inception. The Company will be dependent upon the raising of additional capital in order to fully execute its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

OPERATING EXPENSES. Our operating expenses consist of professional fees paid to attorneys and auditors, fees paid to consultants and general and administrative expenses. Operating expenses for the three month period ended June 30, 2011 amounted to $419,994 which consisted of approximately $373,800 for outside consultants to assist with structuring our Company in setting up our platforms and infrastructure and approximately $29,000 for general, office and administrative expenses. Operating expenses for the three month period ended June 30, 2010 amounted to $92,405 which consisted of $50,000 in compensation expenses, approximately $30,000 in outside consulting expenses and $12,000 in general, office and administrative expenses.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND THE SIX MONTH PERIOD ENDED JUNE 30, 2010.

OPERATING EXPENSES. Our operating expenses consist of professional fees paid to attorneys and auditors, fees paid to consultants and general and administrative expenses. Operating expenses for the six month period ended June 30, 2011 amounted to $1,038,087 which consisted of compensation of approximately $1,300,000 to the president of our subsidiary Wallstreet 411, approximately $557,525 for outside consultants to assist with structuring our Company in setting up our platforms and infrastructure, and approximately $17,200 for general, office and administrative expenses. Operating expenses for the six month period ended June 30, 2010 amounted to $128,750 which consisted of $50,000 in compensation expenses, approximately $55,000 in outside consulting expenses and $18,000 in general, office and administrative expenses.

CASH FLOWS - FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010.

Net cash provided by operating activities was $209,078 for the six month period ended June 30, 2011 and for the six month period ended June 30, 2010, $5,656 was used in operating activities. The $209,078 for the six month period ended June 30, 2011 is primarily due to common stock issued for compensation and services in the amount of $522,800, preferred stock issued for conversion of notes payable in the amount of $250,000 and an increase in accrued interest payable of $463,500 offset by a loss of $1,038,087.

There were no cash flows used in investing activities for the six month periods ended June 30, 2011 and 2010.

Net cash used in financing activities was $208,100 for the six month period ended June 30, 2011 and is primarily due to the conversion of a $250,000 noteinto Series D preferred stock. The $5,800 in net cash provided by financing activities for the six months ended June 30, 2010 is a result of advances payable from shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010 we had cash of $50 and a working capital deficit of $956,090. As of June 30, 2011 we had cash of $1,028 and a working capital deficit of $1,414,877. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing and from loans from our directors.

During 2009 and 2010 we obtained our liquidity principally from cash advances from our Officers and principal shareholders. The Company has executed promissory notes totaling approximately $900,000 as of December 31, 2010. Each note bears 12% annual interest is convertible into our common stock at an adjustable price per share.

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

Date: November 21, 2011
                                      NETCO INVESTMENTS, INC.


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