Form 10-Q
period 2011-09-30
Netco Investments, Inc.
filed 2011-11-22
CIK 1518510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly Period Ended September 30, 2011 or

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

There were 30,581,451 shares of common stock, with a par value of $.0001 per share outstanding as of November 21, 2011. This number includes 1,088,978 shares that are in the process of being canceled.

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Condensed Consolidated Balance Sheets as of September 30, 2011
     and December 31, 2010                                                     3

     Condensed Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 2011, September 30, 2010
     and for the Period from December 18, 1988 (inception) to
     September 30, 2011                                                        4

     Condensed Consolidated Statement of Changes in Stockholders'
     Equity for the period from January 1, 2009 to September 30, 2011          5

     Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2011, September 30, 2010 and for the
     Period from December 18, 1988 (inception) to September 30, 2011           6

     Notes to Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results / Plan of Operations                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Removed and Reserved                                                 17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 2011       December 31, 2010
                                                                        ------------------       -----------------
                                                                             Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $      3,364           $         50
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                               3,364                     50

Investments                                                                    1,250,000              1,250,000
                                                                            ------------           ------------

TOTAL ASSETS                                                                $  1,253,364           $  1,250,050
                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $    300,005           $    256,140
  Convertible notes payable                                                      650,000                700,000
  Advances payable to shareholders                                                40,400                     --
  Accrued interest payable                                                       483,000                     --
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                      1,473,405                956,140
                                                                            ------------           ------------

TOTAL LIABILITIES                                                              1,473,405                956,140
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock Series D: $.0001 par value, 1,000,000 shares authorized, 250,000 and 0 shares issued and outstanding as
   of September 30, 2011 and December 31, 2010, respectively                          25                     --
  Common Stock: $.0001 par value, 500,000,000 shares authorized,
   23,171,451 and 19,029,873 shares issued and outstanding
   as of September 30, 2011 and December 31, 2010, respectively                    2,317                  1,903
  Additional paid-in capital                                                   1,693,763              1,114,902
  Accumulated deficit                                                         (1,916,146)              (822,895)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (220,041)               293,910
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  1,253,364           $  1,250,050
                                                                            ============           ============


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended               Six Months Ended         December 18, 1988
                                                   September 30,                   September 30,            (inception) to
                                            ---------------------------    ----------------------------      September 30,
                                                2011           2010            2011            2010              2011
                                            ------------   ------------    ------------    ------------      ------------
REVENUES                                    $         --   $         --    $        132    $         --      $     28,421
                                            ------------   ------------    ------------    ------------      ------------
OPERATING EXPENSES
  Consulting fees                                 33,000         24,000         590,525          60,000           999,780
  Professional fees                                   --             --              --          42,500           244,100
  General and Administrative                       2,664          4,211          19,858          54,461           217,687
                                            ------------   ------------    ------------    ------------      ------------
TOTAL OPERATING EXPENSES                          35,664         28,211         610,383         156,961         1,461,567

LOSS FROM OPERATIONS                             (35,664)       (28,211)       (610,251)       (156,961)       (1,433,146)
                                            ------------   ------------    ------------    ------------      ------------
OTHER EXPENSE
  Interest expense                               (19,500)            --        (483,000)             --          (483,000)
                                            ------------   ------------    ------------    ------------      ------------
TOTAL OTHER EXPENSE                              (19,500)            --        (483,000)             --          (483,000)

LOSS BEFORE INCOME TAXES                         (55,164)       (28,211)     (1,093,251)       (156,961)       (1,916,146)
                                            ------------   ------------    ------------    ------------      ------------

Income taxes                                          --             --              --              --                --
                                            ------------   ------------    ------------    ------------      ------------

NET LOSS                                    $    (55,164)  $    (28,211)   $ (1,093,251)   $   (156,961)     $ (1,916,146)
                                            ============   ============    ============    ============      ============

LOSS PER SHARE OF COMMON STOCK
 BASIC AND DILUTED:                         $      (0.00)  $      (0.00)   $      (0.05)   $      (0.01)     $      (0.08)
                                            ============   ============    ============    ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED       23,171,451     19,029,873      23,171,451      19,029,873        23,171,451
                                            ============   ============    ============    ============      ============


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
         FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2011
                                   (Unaudited)

                                     Preferred Stock
                                         Series D            Common Stock
                                    -----------------      -----------------      Additional                    Total
                                                 Par                     Par       Paid-In     Accumulated     Equity
                                    Shares      Value      Shares       Value      Capital       Deficit      (Deficit)
                                    ------      -----      ------       -----      -------       -------      ---------
Balance January 1, 2009            400,000     $    40       29,673    $     3   $    87,854   $   (26,014)   $   61,883

Net Loss For The Year Ended
 December 31, 2009                      --          --           --         --            --      (538,687)     (538,687)
                                   -------     -------   ----------    -------   -----------   -----------    ----------
Balance December 31, 2009          400,000          40       29,673          3        87,854      (564,701)     (476,804)

Common Stock Issued For
 Conversion of 400,000
 Series D Preferred
 Shares at $0.22                   400,000)        (40)   4,000,000        400       878,548            --       878,908

Common Stock Issued For Accrued
Compensation at $0.01                   --          --   15,000,000      1,500       148,500            --       150,000

Net Loss For The Year Ended
 December 31, 2010                      --          --           --         --            --      (258,194)     (258,194)
                                   -------     -------   ----------    -------   -----------   -----------    ----------
Balance December 31, 2010               --          --   19,029,673      1,903     1,114,902      (822,895)      293,910

Common Stock Issued For Services
 at $0.05                               --          --    2,400,000        240       119,760            --       120,000

Common Stock Issued For Services
 at $1.30                               --          --      202,800         20       202,780            --       202,800

Common Stock Issued For Services
 at $2.00                               --          --      200,000         10       199,990            --       200,000

Common Stock Issued From Sale
 at $0.05                               --          --      100,000         10         4,990            --         5,000

Common Stock Issued From Sale
 at $0.01                               --          --      150,000         15         1,485            --         1,500

Record Notes Payable Adjustment         --          --           --         --      (200,000)           --      (200,000)

Common Stock to be Canceled
 Pursuant to Rescission
 Agreements                             --          --    1,088,978        109          (109)           --            --

Series D Preferred Stock Issued
 for Conversion of Note Payable
 at $1.00                          250,000          25           --         --       249,975            --       250,000

Net Loss For Nine Months Ended
 September 30, 2011                     --          --           --         --            --    (1,093,251)   (1,093,251)
                                   -------     -------   ----------    -------   -----------   -----------    ----------

Balance September 30, 2011         250,000     $    25   23,171,451    $ 2,317   $ 1,693,763   $(1,916,146)   $ (220,041)
                                   =======     =======   ==========    =======   ===========   ===========    ==========

                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        December 18, 1988
                                                             Nine Months Ended    Nine Months Ended      (inception) to
                                                             September 30, 2011   September 30, 2010   September 30, 2011
                                                             ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(1,093,251)         $  (156,961)          $(1,916,146)
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Common stock issued for compensation and services              522,800                   --               524,300
     Preferred stock issued for conversion of note payable          250,000                   --               250,400
  Changes in operating assets and liabilities:                           --                   --
     Increase in accounts payable                                    43,865              115,550               297,669
     Increase in accrued interest payable                           483,000                   --               483,000
                                                                -----------          -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 206,414              (41,411)             (360,777)
                                                                -----------          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of investments                                             --                   --            (1,250,000)
                                                                -----------          -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                    --                   --            (1,250,000)
                                                                -----------          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                         6,500                   --             1,121,405
  Advances payable to shareholders                                   40,400               41,511                40,400
  Conversion of note payable                                       (250,000)                  --               450,000
                                                                -----------          -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (203,100)              41,511             1,611,805
                                                                -----------          -----------           -----------

Net change in cash and cash equivalent                                3,314                  100                 1,028

Cash and cash equivalent at beginning of period                          50                   25                    --
                                                                -----------          -----------           -----------

Cash and cash equivalent at end of period                       $     3,364          $       125           $     1,028
                                                                ===========          ===========           ===========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of accrued salaries to notes payable               $        --          $        --           $        --
                                                                ===========          ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                        $        --          $        --           $        --
                                                                ===========          ===========           ===========
  Cash paid for income taxes                                    $        --          $        --           $        --
                                                                ===========          ===========           ===========


                 See accompanying notes to financial statements

                             NETCO INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended September 30, 2011 and 2010
                                   (Unaudited)

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

2. STOCKHOLDERS' EQUITY COMMON STOCK

The Company is authorized to issue up to 500,000,000 shares of $.0001 par value common stock. As of September 30, 2011 and December 31, 2010, there were 23,171,451 and 19,029,873 common stock shares issued and outstanding.

As of December 31, 2009, the outstanding shares of common stock were 29,673. In addition, there were 400,000 Series D Preferred shares outstanding at December 31, 2009. During the year ended December 31, 2010, 19,000,000 common stock shares were issued and during the nine months ended September 30, 2011 4,141,778 common stock shares were issued, as set forth in the following table:

Total shares outstanding as of Dec. 31, 2009                              29,673
Shares issued in conversion of 400,000 Preferred D
 shares during 2010                                                    4,000,000
Shares issued in satisfaction of services rendered during 2010        15,000,000
Total shares issued and outstanding at December 31, 2010              19,029,673

Total shares issued during nine months ended September 30, 2011        4,141,778
Total shares issued and outstanding at September 30, 2011             23,171,451

SERIES D PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of $.0001 par value Series D preferred stock. As of September 30, 2011 and December 31, 2010, there were 250,000 and 0 Series D preferred stock shares issued and outstanding.

During 2010, 400,000 shares of Series D preferred stock shares were converted into 4,000,000 shares of common stock shares, leaving no Series D preferred stock shares issued at December 31, 2010. During the three months ended June 30, 2011, $250,000 of convertible notes were converted into 250,000 shares of Series D preferred stock shares, the issued and outstanding amount of Series D preferred stock shares issued and outstanding at September 30, 2011.

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

On June 15, 2011, $250,000 worth of the convertible debentures were converted into 250,000 Series D Preferred Shares of the Company.

As of September 30, 2011 there is a total of $650,000 in convertible notes recorded on the Company's books and related accrued interest of $483,000.

5. LIQUIDITY

As shown on the accompanying consolidated balance sheet as of September 30, 2011 and December 31, 2010, the Company's current liabilities exceeded its current assets by $1,470,041 and $956,090 respectively. Management of the Company is developing a plan to reduce its liabilities, to fund operations and generate additional revenue.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. The Company values goodwill, intangible assets, and contingent consideration using significant inputs which are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

At September 30, 2011 and December 31, 2010 the Company had less than $1,000 deposited in any money market account.

8. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $120,000 and $150,000 of pre-tax stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF NETCO INVESTMENTS, INC., FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

ADVERTISING COSTS

Advertising and promotion costs are expensed as incurred. The Company did not incur any of such cost during the nine months ended September 30, 2011 or the year ended December 31, 2010.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred, if any.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Additionally, the Company has incurred a net loss of $1,916,146 since inception. The Company will be dependent upon the raising of additional capital in order to fully execute its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

In May 2009, the FASB issued ASC 855, "Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009. The Company adopted this standard as of September 30, 2009; however, the adoption of ASC 855 had no impact to the Company's financial statements.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

OPERATING EXPENSES. Our operating expenses consist of fees paid to consultants and general and administrative expenses. Operating expenses for the three month period ended September 30, 2011 amounted to $35,664 which consisted of approximately $33,000 for management fees and consultants and approximately $2,664 for general, office and administrative expenses. Operating expenses for the three month period ended September 30, 2010 amounted to $28,211 which consisted of $24,000 in management fees and $4,211 in general, office and administrative expenses.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

OPERATING EXPENSES. Our operating expenses consist of professional fees paid to attorneys and auditors, fees paid to consultants and general and administrative expenses. Operating expenses for the nine month period ended September 30, 2011 amounted to $610,383 which consisted of approximately $557,525 for outside consultants to assist with structuring our Company in setting up our platforms and infrastructure, $33,000 for consultants and approximately $19,858 for general, office and administrative expenses. Operating expenses for the nine month period ended September 30, 2010 amounted to $156,961 which consisted of $42,500 in professional fees, approximately $60,000 in consulting expenses and $54,461 in general, office and administrative expenses.

CASH FLOWS - FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

Net cash provided by operating activities was $206,414 for the nine month period ended September 30, 2011 and for the nine month period ended September 30, 2010, $41,351 was used in operating activities. The $206,414 for the nine month period ended September 30, 2011 is primarily due to common stock issued for compensation and services in the amount of $522,800, preferred stock issued for conversion of notes payable in the amount of $250,000 and an increase in accrued interest payable of $483,000 offset by a loss of $1,093,251.

There were no cash flows used in investing activities for the nine month periods ended September 30, 2011 and 2010.

Net cash used in financing activities was $203,100 for the nine month period ended September 30, 2011 and is primarily due to the conversion of a $250,000 note into Series D preferred stock. The $41,511 in net cash provided by financing activities for the nine months ended September 30, 2010 is a result of advances payable from shareholders.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of September 30, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010 we had cash of $50 and a working capital deficit of $956,090. As of September 30, 2011 we had cash of $3,364 and a working capital deficit of $1,470,041. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing and from loans from our directors.

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

The Company's CEO and acting CFO is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. He has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2011 in order to ensure the reporting of material information required to be included in the Company's periodic filings with the Commission comply with the Commission's requirements for certification of this Form 10-Q. Based on that evaluation, the Company's CEO and acting CFO has concluded that as of September 30, 2011 the Company's disclosure controls and procedures were effective.

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

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of the Chief Executive Officer and acting Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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